Form 10QSB
period 2007-03-31
Smart Holdings Inc
filed 2007-05-15
CIK 1349810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

SMART HOLDINGS, INC.

SMART HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-5956047
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

647 MILL POINT DR. MILFORD, MI 48381
(Address of Principal Executive Offices)

(248) 321-0121
(Issuer's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If changed since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2007, there were outstanding 9,000,000 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Page - 1

SMART HOLDINGS, INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Page - 2

SMART HOLDINGS, INC.
BALANCE SHEET
MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS
	2007	2006
Current Assets:
Cash	$ -	$ 5,000
Accounts receivable	-	-
Other current assets	5,000	10,000
Total current assets	5,000	15,000

Fixed assets, net	-	-

Total Assets	$ 5,000	$ 15,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ -	$ -
Accrued liabilities	-	-
Total current liabilities	-	-

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: March 31, 2007 - 9,000,000 shares; December 31, 2006 - 9,000,000 shares	9,000	9,000
Paid-in capital	23,500	23,500
Accumulated deficit	(27,500)	(17,500)
Total stockholders’ equity (deficit)	5,000	15,000

Total Liabilities and Stockholders’ Deficit	$ 5,000	$ 15,000

See accompanying notes to these financial statements.

Page - 3

SMART HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006

Revenue	$ -	$ -
Cost of revenue	-	-
Gross profit	-	-

Operating expenses	10,000	-

Operating income	(10,000)	-

Other income (expense)	-	-

Net income (loss)	$ (10,000)	$ -

Basic and diluted loss per share	$ (0.00)	$ 0.00

Weighted average number of common shares outstanding	9,000,000	9,000,000

See accompanying notes to these financial statements.

Page - 4

SMART HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	2007	2006
Cash Flows From Operating Activities
Net loss	$ (10,000)	$ -
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other current assets	5,000	-
Accounts payable	-	-
Accrued liabilities	-	-
Total adjustments	5,000	-

Net cash flows from operating activities	(5,000)	-

Cash Flows From Investing Activities
Purchases of property and equipment	-	-
Net cash flows from investing activities	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	-	-

Net Change in Cash	$ (5,000)	$ -

Cash, Beginning of the Period	$ 5,000	$ -

Cash, End of the Period	$ -	$ 5,000

See accompanying notes to these financial statements.

Page - 5

SMART HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

Note A - Nature of Operations and Basis of Presentation

Nature of Operations

Smart Holdings, Inc. was incorporated in the State of Nevada on December 6, 2005. It is a consulting company, headquartered in Milford, Michigan, which plans to offer a variety of strategic business consulting services to public and private companies. Currently, the main service is providing financial and business consulting services to its clients. The services offered include due diligence, mergers and acquisition consulting, and strategic business planning. Smart Holdings, Inc. works with both private and public companies. Smart Holdings, Inc.'s long-term focus is on creating lasting relationships with its clients. It also provides strategic consulting services and business plan development for start-up companies and has the expertise to work with its clients through the public offering process, with introductions to underwriters, broke dealers and market makers, as well as post offering support services such as development of road show and research materials.

As indicated above the company was recently incorporated and is presently in the development stage wherein it is in the process of setting up operations and working to obtain clients. It has not yet realized revenue.

Basis of Presentation

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Consulting service revenue and the related labor costs and payroll are recorded in the period in which services are performed.

Accounts Receivable

Smart Holdings’ trade accounts receivable result from the sale of its services, and consist of private and public companies. Value Consulting uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended March 31, 2007 was $0.

Concentration of Credit Risk

Financial instruments, which potentially expose Smart Holdings to concentrations of credit risk consist principally of trade accounts receivable and restricted securities that are paid as part of consulting fees.

Smart Holdings’ trade accounts receivable result from the sale of its services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of March 31, 2007, Smart Holdings had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales for the three months ended March 31, 2007.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of consultants. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Smart Holdings estimates that the fair value of all financial instruments at March 31, 2007 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

Page - 6

Property and Equipment

Property and equipment are recorded at historical cost and include expenditures, which substantially increase the useful lives of existing property and equipment. Maintenance and repairs are charged to operations when incurred.

Depreciation of property and equipment is computed primarily using the straight-line method based on estimated useful lives (furniture and fixtures, 6 to 7 years, office equipment 5 to 7 years, and computers and software, 3 to 5 years). Depreciation for income tax purposes is computed principally using the straight line method and estimated useful lives.

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smart Holdings did not have direct-response advertising costs during the three months ended March 31, 2007.

Accounting for Stock-based Compensation

Smart Holdings accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), and Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). Accordingly, compensation costs for stock options and warrants are measured as the excess, if any, of the fair value of the stock at the date of grant, over the stock option exercise price. Value Consulting accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") Under SFAS No. 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method.

There are no differences between historical and pro-forma stock based compensation value.

Income Taxes

Smart Holdings records its federal and state income tax liability in accordance with Statement of Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes". Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax assets represent the expected benefits from net operating losses carried forward and general business credits that are available to offset future income taxes.

Loss Per Share

Net loss per share is computed based upon the weighted average number of outstanding shares of the Company’s common stock for each period presented.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement is generally effective for contracts entered into or modified after June 30, 2003. The Company currently has no such financial instruments outstanding or under consideration and does not expect the adoption of this standard to effect the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

Page - 7

In December 2003, the FASB issued FASB Interpretation No. 46, “Amended Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and, for interim periods beginning after December 15, 2003, for interests acquired prior to February 1, 2003. The Company does not currently have relationships with entities meeting the criteria set forth in FIN No. 46 and is not required to include any such entities in its financial statements pursuant to the provisions of FIN No. 46.

Effective as of December 31, 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” (FIN 46-R). FIN 46-R requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

In December 2004, FASB issued SFAS No. 123 (revised 2004) "Share Based Payment" (SFAS No. 123R), a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25's intrinsic value method of accounting and, instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. The Company has yet to determine the effect SFAS No. 123R may have on its financial statements, if any.

Note B - Income Taxes

For income tax purposes Smart Holdings had $10,000 of net operating losses in the three months ended March 31, 2007, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C - Cash Flow Supplemental Information

Cash paid for interest during the three months ended March 31, 2007 amounted to $0.

Note D - Stockholders’ Equity

Issuance of Common Stock

No stock was issued for the three months ended March 31, 2007.

Common Stock Warrants

As of March 31, 2007 there were no stock warrants issued or outstanding.

Note E - Commitments and Contingencies

Operating Leases

Smart Holdings currently has no lease obligations.

Litigation

As of March 31, 2007, Smart Holdings did not have any outstanding legal issues outside of the ordinary course of business.

Note F - Subsequent Events

There are no subsequent events.

Page - 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Information

This report and other reports, as well as other written and oral statements made or released by us, may contain forward-looking statements. Forward-looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward-looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project", "predict", "hope", "should", and "may", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to the ability to raise needed financing, increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects have been and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company's unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Audited Financials included on Form SB-2 for the fiscal year ended December 31, 2006.

 Results of Operations

Our net loss for three months ended March 31, 2007 was $10,000, compared to $0 for the three months ended March 31, 2006. A discussion of our results of operations is as follows:

Revenues for three months ended March 31, 2007 and 2006 were $0. No revenues have been generated since inception.

Our cost of services for the three months ended March 31, 2007 and 2006 was $0. As we have had no revenue to date, there is no cost of services.

Smart Holdings expects to improve operating results as the Company begins to move forward with marketing and obtaining a customer base for its services.

Operating expenses were $10,000 for the three months ended March 31, 2007, compared to $0 for the three months ended March 31, 2006. This increase is attributable to various administrative and professional fees associated with the filing of a registration statement.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $10,000 for the three months ended March 31, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Page - 9

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a working capital surplus and stockholders’ equity of $5,000 and $5,000, respectively, as of March 31, 2007. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

Management is seeking additional financial resources, which the Company believes will support operations until profitability can be achieved. These financial resources include financing from both related and non-related third parties, as discussed in the accompanying footnotes to the financial statements. There can be no assurance that management will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

We expect our operating expenses to continue to increase as we attempt to build our brand and expand our customer base. We hope our expenses will be funded from operations and short-term loans from officers, shareholders or others; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to the company.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

Page - 10

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Smart Holdings is not currently involved with any legal proceedings and is not aware of any threatened actions.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended March 31, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended March 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended March 31, 2007.

ITEM 5. OTHER INFORMATION

On February 21, 2007, Smart Holdings, Inc. filed an SB-2 registration statement with the SEC. The Company registered an additional 1 million (1,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). As of March 31, 2007, the registration had not been approved and no shares had been sold.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the first quarter of 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART HOLDINGS, INC.

Dated: May 15, 2007	/s/ Mark Seifer
By: Mark Seifer, President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Chairman of the Board

Dated: May 15, 2007	/s/ Don Quarterman, Jr.
By: Don Quarterman, Jr., Director

Page - 11