Form 10QSB
period 2007-06-30
Smart Holdings Inc
filed 2007-08-15
CIK 1349810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2007, there were outstanding 9,000,000 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Page - 1

SMART HOLDINGS, INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Page - 2

SMART HOLDINGS, INC.
BALANCE SHEET
JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS
	2007	2006
Current Assets:
Cash	$-	$5,000
Accounts receivable	-	-
Other current assets	-	10,000
Total current assets	-	15,000

Fixed assets, net	-	-

Total Assets	$-	$15,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	-	-
Accrued liabilities	-	-
Total current liabilities	-	-

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: June 30, 2007 - 9,000,000 shares; December 31, 2006 - 9,000,000 shares.	9,000	9,000
Paid-in capital	23,500	23,500
Accumulated deficit	-32,500	-17,500
Total stockholders’ equity (deficit)	0	15,000

Total Liabilities and Stockholders’ Deficit	$0	$15,000

See accompanying notes to these financial statements.

Page - 3

SMART HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 31, 2007 AND 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	5,000	-	15,000	-

Operating income	(5,000)	-	(15,000)	-

Other income (expense)	-	-	-	-

Net income (loss)	($5,000)	$-	($15,000)	$-

Basic and diluted loss per share	($0.00)	$0.00	($0.00)	$0.00

Weighted average number of common shares outstanding	9,000,000	9,000,000	9,000,000	9,000,000

See accompanying notes to these financial statements.

Page - 4

SMART HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	2007	2006
Cash Flows From Operating Activities
Net loss	($15,000)	-
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other current assets	10,000	-
Accounts payable	-	-
Accrued liabilities	-	-
Total adjustments	10,000	-

Net cash flows from operating activities	-5,000	-

Cash Flows From Investing Activities
Purchases of property and equipment	-	-
Net cash flows from investing activities	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	-	-

Net Change in Cash	($5,000)	-

Cash, Beginning of the Period	$5,000	$5,000

Cash, End of the Period	$ -	$5,000

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

Accounts Receivable

Smart Holdings’ trade accounts receivable result from the sale of its services, and consist of private and public companies. Value Consulting uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended June 30, 2007 was $0.

Concentration of Credit Risk

Financial instruments, which potentially expose Smart Holdings to concentrations of credit risk consist principally of trade accounts receivable and restricted securities that are paid as part of consulting fees.

Smart Holdings’ trade accounts receivable result from the sale of its services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of June 30, 2007, Smart Holdings had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of consultants. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Smart Holdings estimates that the fair value of all financial instruments at June 30, 2007 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

Page - 6

SMART HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

Note A - Nature of Operations and Basis of Presentation (Continued)

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

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smart Holdings did not have direct-response advertising costs during the three months ended June 30, 2007.

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

Page - 7

SMART HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

Note A - Nature of Operations and Basis of Presentation (Continued)

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

Note B - Income Taxes

For income tax purposes Smart Holdings had $5,000 of net operating losses in the three months ended June 30, 2007, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C - Cash Flow Supplemental Information

Cash paid for interest during the three months ended June 30, 2007 amounted to $0.

Note D - Stockholders’ Equity

Issuance of Common Stock

No stock was issued for the three months ended June 30, 2007.

Common Stock Warrants

As of June 30, 2007 there were no stock warrants issued or outstanding.

Note E - Commitments and Contingencies

Operating Leases

Smart Holdings currently has no lease obligations.

Litigation

As of June 30, 2007, Smart Holdings did not have any outstanding legal issues outside of the ordinary course of business.

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

 Results of Operations

Our net loss for three months ended June 30, 2007 was $5,000, compared to $0 for the three months ended June 30, 2006. A discussion of our results of operations is as follows:

Revenues for three months ended June 30, 2007 and 2006 were $0. No revenues have been generated since inception.

Our cost of services for the three months ended June 30, 2007 and 2006 was $0. As we have had no revenue to date, there is no cost of services.

Smart Holdings expects to improve operating results as the Company begins to move forward with marketing and obtaining a customer base for its services.

Operating expenses were $5,000 for the three months ended June 30, 2007, compared to $0 for the three months ended June 30, 2006. This increase is attributable to various administrative and professional fees associated with the filing of a registration statement.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $5,000 for the three months ended June 30, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a working capital and stockholders’ equity of $0 and $0, respectively, as of June 30, 2007. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

Page - 9

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended June 30, 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended June 30, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended June 30, 2007.

ITEM 5. OTHER INFORMATION

On February 21, 2007, 2006, Smart Holdings, Inc. filed an SB-2 registration statement with the SEC. The Company registered an additional 1 million (1,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). The registration has been approved by the SEC and no shares were sold prior to June 30, 2007. The Company is currently attempting to complete the offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the second quarter of 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VALUE CONSULTING, INC.

Dated: August 14, 2007	/s/ Mark Seifer
By: Mark Seifer, President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Chairman of the Board

Dated: August 14, 2007	/s/ Don Quarterman, Jr.
By: Don Quarterman, Jr., Director

Page - 11