Form 10QSB
period 2007-09-30
Smart Holdings Inc
filed 2008-01-16
CIK 1349810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act
SMART HOLDINGS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	20-5956047

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
647 MILL POINT DR.
MILFORD, MI 48381

(Address of Principal Executive Offices)
(248) 321-0121

(Issuer’s Telephone Number, Including Area Code)
N/A

(Former Name, Former Address and Former Fiscal Year, If changed since Last Report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2007, there were outstanding 9,000,000 shares of common stock, par value $0.0001, and no shares of preferred stock.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

SMART HOLDINGS, INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED September 30, 2007

SMART HOLDINGS, INC.
BALANCE SHEET
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
ASSETS

	2007 Unaudited	2006
Current Assets:
Cash	$—	$5,000
Accounts receivable	—	—
Other current assets	—	10,000

Total current assets	—	15,000

Fixed assets, net	—	—

Total Assets	$—	$15,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	—	—
Accrued liabilities	—	—

Total current liabilities	—	—

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: September 30, 2007 - 9,000,000 shares; December 31, 2006 - 9,000,000 shares.	9,000	9,000
Paid-in capital	23,500	23,500
Accumulated deficit	(32,500)	(17,500)

Total stockholders’ equity (deficit)	0	15,000

Total Liabilities and Stockholders’ Deficit	$0	$15,000

See accompanying notes to these financial statements.

SMART HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	SEPTEMBER 30, unaudited		September 30, unaudited
	2007	2006	2007	2006
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses	—	—	15,000	—

Operating income	—	—	(15,000)	—

Other income (expense)	—	—	—	—

Net income (loss)	$—	$—	$(15,000)	$—

Basic and diluted loss per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding	9,000,000	9,000,000	9,000,000	9,000,000
See accompanying notes to these financial statements.

SMART HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	2007 unaudited	2006
Cash Flows From Operating Activities
Net loss	$(15,000)	—
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	—
Other current assets	10,000	—
Accounts payable	—	—
Accrued liabilities	—	—

Total adjustments	10,000	—

Net cash flows from operating activities	(5,000)	—

Cash Flows From Investing Activities
Purchases of property and equipment	—	—

Net cash flows from investing activities	—	—

Cash Flows From Financing Activities
Proceeds from sale of common stock	—	—

Net cash provided by financing activities	—	—

Net Change in Cash	$(5,000)	—

Cash, Beginning of the Period	$5,000	$5,000

Cash, End of the Period	$—	$5,000
See accompanying notes to these financial statements.

SMART HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
Note A — Nature of Operations and Basis of Presentation
Nature of Operations
Smart Holdings, Inc. was incorporated in the State of Nevada on December 6, 2005. It is a consulting company, headquartered in Milford, Michigan, which plans to offer a variety of strategic business consulting services to public and private companies. Currently, the main service is providing financial and business consulting services to its clients. The services offered include due diligence, mergers and acquisition consulting, and strategic business planning. Smart Holdings, Inc. works with both private and public companies. Smart Holdings, Inc.’s long-term focus is on creating lasting relationships with its clients. It also provides strategic consulting services and business plan development for start-up companies and has the expertise to work with its clients through the public offering process, with introductions to underwriters, broke dealers and market makers, as well as post offering support services such as development of road show and research materials.
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
Accounts Receivable
Smart Holdings’ trade accounts receivable result from the sale of its services, and consist of private and public companies. Value Consulting uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended September 30, 2007 was $0.
Concentration of Credit Risk
Financial instruments, which potentially expose Smart Holdings to concentrations of credit risk consist principally of trade accounts receivable and restricted securities that are paid as part of consulting fees.
Smart Holdings’ trade accounts receivable result from the sale of its services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of September 30, 2007, Smart Holdings had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales.
The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of consultants. Accordingly, the Company’s ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.
Financial Instruments
Smart Holdings estimates that the fair value of all financial instruments at September 30, 2007 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

SMART HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
Note A — Nature of Operations and Basis of Presentation (Continued)
Property and Equipment
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
Advertising Cost
Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smart Holdings did not have direct-response advertising costs during the nine months ended September 30, 2007.

Stock Based Employee Compensation

The company adopted SFAS 123 (R) to account for its stock-based compensation beginning January 1, 2006. Previously, the Company elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure (“SFAS 148”). During 2006, the Company did not grant any stock options which would require a calculation as prescribed by SFAS 123 (R).

There are no differences between the historical and pro-forma stock based compensation value.

Income Taxes
Smart Holdings records its federal and state income tax liability in accordance with Statement of Financial Accounting Standards Statement No. 109 “Accounting for Income Taxes”. Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax assets represent the expected benefits from net operating losses carried forward and general business credits that are available to offset future income taxes.
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

SMART HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
Note A — Nature of Operations and Basis of Presentation (Continued)
In December 2003, the FASB issued FASB Interpretation No. 46, “Amended Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and, for interim periods beginning after December 15, 2003, for interests acquired prior to February 1, 2003. The Company does not currently have relationships with entities meeting the criteria set forth in FIN No. 46 and is not required to include any such entities in its financial statements pursuant to the provisions of FIN No. 46.
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
In December 2004, FASB issued SFAS No. 123 (revised 2004) “Share Based Payment” (SFAS No. 123R), a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and, instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. The Company has determined that SFAS No. 123R has no effect on it’s financial statements.
Note B — Income Taxes
For income tax purposes Smart Holdings had $15,000 of net operating losses in the nine months ended September 30, 2007, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.
Note C — Cash Flow Supplemental Information
Cash paid for interest during the three months ended September 30, 2007 amounted to $0.
Note D — Stockholders’ Equity
Issuance of Common Stock
No stock was issued for the three months ended September 30, 2007.
Common Stock Warrants
As of September 30, 2007 there were no stock warrants issued or outstanding.
Note E — Commitments and Contingencies
Operating Leases
Smart Holdings currently has no lease obligations.
Litigation
As of September 30, 2007, Smart Holdings did not have any outstanding legal issues outside of the ordinary course of business.
Note F — Subsequent Events
There are no subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-looking Information
This report and other reports, as well as other written and oral statements made or released by us, may contain forward-looking statements. Forward-looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward-looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words “believe,” “anticipate,” “intend,” “expect,” “estimate,” “project”, “predict”, “hope”, “should”, and “may”, other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.
Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to the ability to raise needed financing, increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company’s results and prospects have been and may further be described in the Company’s prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.
We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.
The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company’s unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Audited Financials included on Form SB-2 for the fiscal year ended December 31, 2006.
Results of Operations
Our net loss for nine months ended September 30, 2007 was $15,000, compared to $0 for the three months ended September 30, 2006. A discussion of our results of operations is as follows:
Revenues for nine months ended September 30, 2007 and 2006 were $0. No revenues have been generated since inception.
Our cost of services for the nine months ended September 30, 2007 and 2006 was $0. As we have had no revenue to date, there is no cost of services.
Smart Holdings expects to improve operating results as the Company begins to move forward with marketing and obtaining a customer base for its services.
Operating expenses were $15,000 for the nine months ended September 30, 2007, compared to $0 for the three months ended September 30, 2006. This increase is attributable to various administrative and professional fees associated with the filing of a registration statement.
No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $15,000 for the nine months ended September 30, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.
Liquidity and Capital Resources
As reflected in the accompanying financial statements, the Company has a working capital and stockholders’ equity of $0 and $0, respectively, as of September 30, 2007. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

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
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of September 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.
Changes in internal controls
There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Smart Holdings is not currently involved with any legal proceedings and is not aware of any threatened actions.
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of securities for the three months ended September 30, 2007.
ITEM 3. DEFAULT UPON SENIOR SECURITIES
There were no defaults on senior securities for the three months ended September 30, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
There were no submissions of matters to a vote of shareholders in the three months ended September 30, 2007.
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

Smart Holdings

Dated: January 16, 2008	/s/ Mark Seifer

By: Mark Seifer, President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Chairman of the Board

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.