Form 10KSB
period 2007-12-31
Smart Holdings Inc
filed 2008-01-23
CIK 1349810

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2007.
000-131224
Commission File Number
SMART HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	20-5956047
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
647 MILL POINT DRIVE
MILFORD, MI 48381
(248) 321-0121
(Address and telephone number of principal executive offices)
Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant’s revenues for the year ended December 31, 2007 were $0.
As of January 17, 2008, the registrant had 9,000,000 shares of common stock, par value $0.0001 per share, outstanding.

SMART HOLDINGS, INC.
FORM 10-KSB REPORT INDEX

PART I
Forward Looking Statements. Certain of the statements included in this annual report on Form 10-KSB, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statement. Smart Holdings, Inc. (referred to herein, with its predecessors and subsidiaries, as “Smart Holdings, Inc.”, “we”, “us”, and “our”) cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
Item 1. Description of Business
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
Our principal executive office is located at 647 Mill Point Dr. Milford, Michigan, 48381, and our telephone number is (248) 321-0121

Item 2. Description of Property
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
Item 3. Legal Proceedings
As of December 31, 2007, Smart Holdings Inc. did not have any outstanding legal issues outside of the ordinary course of business.
Item 4. Submission of Matters to a Vote of Securities Holders
There were no submissions of matters to a vote of shareholders in the three months ending December 31, 2007.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
On February 21, 2007, 2006, Smart Holdings, Inc. filed an SB-2 registration statement with the SEC. The Company registered an additional 1 million (1,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). The registration has been approved by the SEC and no shares were sold prior to December 31, 2007. The Company is currently attempting to complete the offering.
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-looking Information
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
The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company’s audited financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Audited Financials included on Form SB-2 for the fiscal year ended December 31, 2006.

Results of Operations
Our net loss for twelve months ended December 31, 2007 was $18,502, compared to -0- for the twelve months ended December 31, 2006. A discussion of our results of operations is as follows:
Revenues for twelve months ended December 31, 2007 and 2006 were $0. No revenues have been generated since inception.
Our cost of services for the twelve months ended December 31, 2007 and 2006 was $0. As we have had no revenue to date, there is no cost of services.
Smart Holdings expects to improve operating results as the Company begins to move forward with marketing and obtaining a customer base for its services.
Operating expenses were $18,502 for the twelve months ended December 31, 2007, compared to -0- for the twelve months ended December 31, 2006.
This increase is attributable to various administrative and professional fees.
No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $18,502 for the twelve months ended December 31, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.
Liquidity and Capital Resources
As reflected in the accompanying financial statements, the Company has a working capital and stockholders’ equity of $0 and ($3,502), respectively, as of December 31, 2007. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.
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

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors of
Smart Holdings, Inc.
Milford, Michigan
We have audited the accompanying balance sheet of Smart Holdings, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operation, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Holdings, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
/s/ Robert L. White & Associates, Inc.
Robert L. White & Associates, Inc.
Cincinnati, Ohio

January 18, 2007

SMART HOLDINGS, INC.
BALANCE SHEET
December 31, 2007 AND 2006

	2007	2006
ASSETS

Current Assets:
Cash	$—	$5,000
Accounts receivable	—	—
Other current assets	—	10,000

Total current assets	—	15,000
Fixed assets, net	—	—

Total Assets	$—	$15,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,502	—

Total current liabilities	3,502	—

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: December 31, 2007 - 9,000,000 shares; December 31, 2006 - 9,000,000 shares.	9,000	9,000
Paid-in capital	23,500	23,500
Accumulated deficit	(36,002)	(17,500)

Total stockholders’ equity (deficit)	(3,502)	15,000

Total Liabilities and Stockholders’ Deficit	$0	$15,000

See accompanying notes to these financial statements.

SMART HOLDINGS, INC.
STATEMENTS OF OPERATION
FOR THE THREE AND TWELVE MONTHS ENDED DECEMBER 31,
2007 AND 2006

	Three Months Ended			Twelve Months Ended
	December 30,			December 30,
	(unauditied)
	2007		2006	2007	2006

Revenue	$—		$—	$—	$—
Cost of revenue	—		—	—	—

Gross profit	—		—	—	—

Operating expenses	3,502-		—	18,502	—

Operating income	—		—	(18,502)	—

Other income (expense)	—		—	—	—

Net income (loss)	(3,502	)-	$—	$(18,502)	—

Basic and diluted loss per share	$(0.00)		$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,000,000		9,000,000	9,000,000	9,000,000
See accompanying notes to these financial statements.

Smart Holdings, Inc.
Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	9,000,000-	$9,000-	$23,500-	$17,500-	$15,000-

Net loss	—	—	—	18,502-	18,502-

Balance, December 31, 2007	9,000,000-	$9,000-	$23,500-	$36,002-	$(3,502)-

See accompanying notes

SMART HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities
Net loss	$(18,502)	$-0-
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-0-	-0-
Changes in operating assets and liabilities:
Accounts receivable	-0-	-0-
Other current assets	10,000	-0-
Accounts payable	3,502	-0-
Accrued liabilities	-0-	-0-

Total adjustments	13,502	-0-

Net cash flows from operating activities	-5,000	-0-

Cash Flows From Investing Activities
Purchases of property and equipment	-0-	-0-

Net cash flows from investing activities	-0-	-0-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-0-	-0-

Net cash provided by financing activities	-0-	-0-

Net Change in Cash	$(5,000)	-0-

Cash, Beginning of the Period	$5,000	$5,000

Cash, End of the Period	$-0-	$5,000
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
Accounts Receivable
Smart Holdings Inc trade accounts receivable result from the sale of its services, and consist of private and public companies. Value Consulting uses the allowance method to account for uncollectible accounts. Bad debt expense for the twelve months ended December 31, 2007 was $0.
Concentration of Credit Risk
Financial instruments, which potentially expose Smart Holdings to concentrations of credit risk consist principally of trade accounts receivable and restricted securities that are paid as part of consulting fees.
Smart Holdings’ trade accounts receivable result from the sale of its services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of December 31, 2007, Smart Holdings Inc. had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales.
The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of consultants. Accordingly, the Company’s ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.
Financial Instruments
Smart Holdings estimates that the fair value of all financial instruments at December 31, 2007 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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
Advertising Cost
Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smart Holdings Inc. did not have direct-response advertising costs during the twelve months ended December 31, 2007.
Stock-based Employee Compensation
The company adopted SFAS 123 (R) to account for its stock-based compensation beginning January 1, 2006. Previously, the company elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to Employees (“APB 25”). Financial Accounting Standards Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148. Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148”). The Company did not grant any stock options during 2007 or 2006 which would require a calculation as prescribed by SFAS 123 (R).
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
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

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
In December 2004, FASB issued SFAS No. 123 (revised 2004) “Stock Based Payment” (SFAS No. 123R), a revision to Statement No. 123. Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25“s intrinsic value method of accounting and, instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. The company has determined that SFAS No. 123R has no effect on it’s financial statements.
Note B — Income Taxes
For income tax purposes Smart Holdings had $18,502 of net operating losses in the twelve months ended December 31, 2007, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.
Note C — Cash Flow Supplemental Information
Cash paid for interest during the twelve months ended December 31, 2007 amounted to $0.
Note D — Stockholders’ Equity
Issuance of Common Stock
No stock was issued for the twelve months ended December 31, 2007.
Common Stock Warrants
As of December 31, 2007 there were no stock warrants issued or outstanding.
Note E — Commitments and Contingencies
Operating Leases
Smart Holdings currently has no lease obligations.
Litigation
As of December 31, 2007, Smart Holdings did not have any outstanding legal issues outside of the ordinary course of business.
Note F — Subsequent Events
There are no subsequent events.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 8A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the year covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, as of December 31, 2007, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes made in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting, during the period covered by this report.
PART III
Item 9 Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
Additional information required by this Item 9 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” in this report.
Presently, Smart Holdings Inc., has a total of one officers and director. The following table identifies, as of January 18, 2008, each executive officer and director of the Company.

Name	Age	Position
Mark Seifer	57	Chief Executive Officer, Chief Financial Office, Chairman, and Director
Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been elected and qualified.
Mark Seifer: Mr. Seifer joined Smart Holdings Inc.at it’s inception.

Page - 16

Item 10. Executive Compensation
Executive Compensation
The following Summary Compensation Table sets forth certain information regarding the compensation of our officers as of December 31, 2006.
Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards	All Other	Compensation
	Year	Salary	Bonus	Securities Underlying Options	Compensation	Total

Mark Seifer, CEO	2006	—	—	—	—	—
	2007	—	—	—	—	—
Option Grants During Last Fiscal Year
No options, warrants or similar rights to purchase our Common Stock have been granted to any officers or directors.
Employment Agreements
There are no employment agreements to date.
Compensation of Directors
Our directors receive no compensation as members of our board. Our directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at board meetings. The following table summarizes compensation that our directors earned during 2007 and 2006 for services as members of our Board of Directors.

Fees
Earned
		or Paid	Options	All Other
	Year	in Cash	Awarded	Compensation	Total
Mark Seifer	2006	$—	$—	$—	$—
	2007	—	—	—	—

Page - 17

Item 11. Security Ownership of Certain Beneficial Owners and Management
As of January 18, 2008, there were 9,000,000 shares of common stock, par value $.0001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 13, 2007:
•	all directors

•	each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock

•	each executive officer named in the Summary Compensation Table

•	all directors and executive officers as a group
The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

		Amount of
	Name and Address of Beneficial	Beneficial
Title of Class	Owner	Ownership	Percent of Class
Common Stock	Mark Seifer Smart Holdings Inc. 647 Mill Pointe Drive Milford, MI 48381	7,000,000	77.8%
Stock Option and Incentive Plans There are no stock option or incentive plans.
Item 12. Certain Relationships and Related Transactions, and Director Independence
None
Item 13. Exhibits

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Specimen Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)	incorporated by reference to Exhibit 3.1 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

(2)	incorporated by reference to Exhibit 3.2 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

(3)	incorporated by reference to Exhibit 4.1 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

Page - 18

Item 14. Principal Accountant Fees and Services
The following are the fees billed us by our auditors, Robert L. White and Associates, Inc., for services rendered thereby during 2006 and 2007:

	2007	2006
Audit Fees	$1,500	$3,000-
Audited Related Fees	—	—
Tax Fees	—	—

Total Fees	$1,500	—
Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-QSB and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.
Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.
Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

Page - 19

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Smart Holdings, Inc., a Nevada Corporation

Dated January 18, 2007	By:	Mark Seifer
Mark Seifer, Chief Executive Officer, Chief
Financial Officer, and Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark Seifer		January 18, 2007

Mark Seifer	Chief Executive Officer, Chief
Financial Officer, and Director

Page - 20

Exhibit Index

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Specimen Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)	incorporated by reference to Exhibit 3.1 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

(2)	incorporated by reference to Exhibit 3.2 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

(3)	incorporated by reference to Exhibit 4.1 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

Page - 21