Form 10QSB/A
period 2007-03-31
Smart Holdings Inc
filed 2008-03-20
CIK 1349810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

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

SMART HOLDINGS, INC.
BALANCE SHEET
MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS
	2007	2006
Current Assets:
Cash	$-	$5,000
Accounts receivable	-	-
Other current assets	5,000	10,000
Total current assets	5,000	15,000

Fixed assets, net	-	-

Total Assets	$5,000	$15,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$-	$-
Accrued liabilities	-	-
Total current liabilities	-	-

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: March 31, 2007 - 9,000,000 shares; December 31, 2006 - 9,000,000 shares	9,000	9,000
Paid-in capital	23,500	23,500
Accumulated deficit	(27,500)	(17,500)
Total stockholders’ equity (deficit)	5,000	15,000

Total Liabilities and Stockholders’ Deficit	$5,000	$15,000

See accompanying notes to these financial statements.

SMART HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses	10,000	-

Operating income	(10,000)	-

Other income (expense)	-	-

Net income (loss)	$(10,000)	$-

Basic and diluted loss per share	$(0.00)	$0.00

Weighted average number of common shares outstanding	9,000,000	9,000,000

See accompanying notes to these financial statements.

SMART HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	2007	2006
Cash Flows From Operating Activities
Net loss	$(10,000)	$-
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other current assets	5,000	-
Accounts payable	-	-
Accrued liabilities	-	-
Total adjustments	5,000	-

Net cash flows from operating activities	(5,000)	-

Cash Flows From Investing Activities
Purchases of property and equipment	-	-
Net cash flows from investing activities	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	-	-

Net Change in Cash	$(5,000)	$-

Cash, Beginning of the Period	$5,000	$-

Cash, End of the Period	$-	$5,000

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

SMART HOLDINGS, INC.

Dated: March 20, 2008	/s/ Mark Seifer
By: Mark Seifer, President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Chairman of the Board