Form 10QSB/A
period 2007-06-30
Smart Holdings Inc
filed 2008-03-20
CIK 1349810

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No []

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

SMART HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 31, 2007 AND 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	5,000	-	15,000	-

Operating income	(5,000)	-	(15,000)	-

Other income (expense)	-	-	-	-

Net income (loss)	$(5,000)	$-	$(15,000)	$-

Basic and diluted loss per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding	9,000,000	9,000,000	9,000,000	9,000,000

See accompanying notes to these financial statements.

SMART HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	2007	2006
Cash Flows From Operating Activities
Net loss	$(15,000)	-
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other current assets	10,000	-
Accounts payable	-	-
Accrued liabilities	-	-
Total adjustments	10,000	-

Net cash flows from operating activities	-5,000	-

Cash Flows From Investing Activities
Purchases of property and equipment	-	-
Net cash flows from investing activities	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	-	-

Net Change in Cash	$(5,000)	-

Cash, Beginning of the Period	$5,000	$5,000

Cash, End of the Period	$-	$5,000

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

VALUE CONSULTING, INC.

Dated: March 20, 2007	/s/ Mark Seifer
By: Mark Seifer, President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Chairman of the Board