Form 10KSB/A
period 2007-12-31
Smart Holdings Inc
filed 2008-03-21
CIK 1349810

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

Dated March 21, 2008	By:	Mark Seifer
Mark Seifer, Chief Executive Officer, Chief
Financial Officer, and Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark Seifer		March 21, 2008

Mark Seifer	Chief Executive Officer, Chief
Financial Officer, and Director

Page - 20

Exhibit Index

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Specimen Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)	incorporated by reference to Exhibit 3.1 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

(2)	incorporated by reference to Exhibit 3.2 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

(3)	incorporated by reference to Exhibit 4.1 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

Page - 21

2