Form 10-Q
period 2008-06-30
Smart Holdings Inc
filed 2008-09-10
CIK 1349810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Evaluation of disclosure controls and procedures

Smart Holdings Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management including its Chief Executive Officer and Chief Financial Officer , as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14c. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also the company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to itself.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based in the foregoing, The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in internal control over Financial Reporting

Management of the Company has evaluated changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2008.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SMART HOLDINGS, INC.

Dated: September 10, 2008	/s/ Mark Seifer
By: Mark Seifer, President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Chairman of the Board