Form 10-Q
period 2008-09-30
Smart Holdings Inc
filed 2008-10-21
CIK 1349810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 17, 2008, there were outstanding 8,602,500 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SMART HOLDINGS, INC.

FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

SMART HOLDINGS, INC.
BALANCE SHEET
September 30, 2008 AND DECEMBER 31, 2007
ASSETS
	Unaudited 2008	Audited 2007
Current Assets:
Cash	$1,558	-
Total current assets	1,558	-

Fixed assets, net	-	-

Total Assets	$ 1,558	$0

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable	$ 3,502	$3,502
Total current liabilities	$3,502	$3,502

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: September 30, 2008 - 8,602,500 shares; December 31, 2007 - 9,000,000 shares	$9,003	$9,000
Paid-in capital	25,997	23,500
Accumulated deficit	(36,944)	(36,002)
Total stockholders’ (deficit)	(1,944)	(3,502)

Total Liabilities and Stockholders’ Deficit	$ 1,558	$0

See accompanying notes to these financial statements.

SMART HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008	2007

Revenue		$-	$-	$-	$-
Cost of revenue		-	-	-	-
Gross profit		-	-	-	-

Operating expenses			-	942	15,000

Operating income			-	(942)	(15,000)

Other income (expense)		-	-		-

Net income (loss)	$		$-	$(942)	$(15,000)

Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding		8,602,500	9,000,000	8,768,068	9,000,000

See accompanying notes to these financial statements

SMART HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007 (Unaudited)
	2008	2007
Cash Flows From Operating Activities
Net loss	$ (942)	$ (15,000)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other current assets	-	10,000
Accounts payable	-	-
Accrued liabilities	-	-
Total adjustments	(942)	10,000

Net cash flows from operating activities	(942)	(5,000)

Cash Flows From Investing Activities
Purchases of property and equipment	-	-
Net cash flows from investing activities	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	2,500	-
Net cash provided by financing activities	-	-

Net Change in Cash	$ 1,558	$(5,000)

Cash, Beginning of the Period	$0.00	$ 5,000

Cash, End of the Period	$1,558	$ 0
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

Accounts Receivable

Smart Holdings’ trade accounts receivable result from the sale of its services, and consist of private and public companies. The Company uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended September 30, 2008 and September 30, 2007 was $0.

Concentration of Credit Risk

Financial instruments, which potentially expose Smart Holdings to concentrations of credit risk consist principally of trade accounts receivable and restricted securities that are paid as part of consulting fees.

Smart Holdings’ trade accounts receivable result from the sale of its services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. For the nine months ended September 30, 2008, Smart Holdings had no customers who accounted for 10% or more of gross accounts receivable nor did it have in the nine months ended September 30, 2007.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of consultants. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Smart Holdings estimates that the fair value of all financial instruments at September 30, 2008 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smart Holdings did not have direct-response advertising costs during the nine months ended September 30, 2008.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” . This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

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

Note B - Income Taxes

For income tax purposes Smart Holdings had $942.00 of net operating losses in the nine months ended September 30, 2008, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C - Cash Flow Supplemental Information

Cash paid for interest during the three months ended September 30, 2008 amounted to $0.

Note D - Stockholders’ Equity

Issuance of Common Stock

No shares of stock were issued in the three months ended September 30, 2008.

Common Stock Warrants

As of September 30, 2008 there were no stock warrants issued or outstanding.

Note E - Commitments and Contingencies

Operating Leases

Smart Holdings currently has no lease obligations.

Litigation

As of September 30, 2008, Smart Holdings did not have any outstanding legal issues outside of the ordinary course of business.

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

  Results of Operations

Our net loss for the three months ended September 30, 2008 was $0.00 compared to $5,000 for the three months ended September 30, 2007. A discussion of our results of operations is as follows:

Revenues for three months ended September 30, 2008 and 2007 were $0. No revenues have been generated since inception.

Our cost of services for the three months ended September 30, 2008 and 2007 was $0. As we have had no revenue to date, there is no cost of services.

Smart Holdings expects to improve operating results as the Company begins to move forward with marketing and obtaining a customer base for its services.

Operating expenses were $0.00 for the three months ended September 30, 2008, compared to $5,000 for the three months ended September 30, 2007.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $942 for the nine months ended September 30, 2008 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a working capital deficit and stockholders’ deficit of $(1,944) as of September 30, 2008. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

Changes in internal control over Financial Reporting

Management of the Company has evaluated changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2008.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Smart Holdings is not currently involved with any legal proceedings and is not aware of any threatened actions.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended September 30, 2008.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended September 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended September 30, 2008.

ITEM 5. OTHER INFORMATION

On February 21, 2007, Smart Holdings, Inc. filed an SB-2 registration statement with the SEC. The Company registered an additional 1 million (1,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). As of September 30, 2008, the registration had not been approved and no shares had been sold.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the third quarter of 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART HOLDINGS, INC.

Dated: October 17, 2008	/s/ Mark Seifer
By: Mark Seifer, President, CEO, CFO, Principal Accounting Officer, Secretary, Treasurer and Chairman of the Board

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Siefer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Smart Holdings Inc..;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any changes in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5.

The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)		Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: October 17, 2008		/s/ Mark Seifer
Mark Seifer
President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mark Seifer, the Chief Executive Officer of Smart Holdings Inc. (the “Company”), individually, has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 (the “Report”).

The undersigned hereby certifies that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of September 30, 2007 (the last day of the period covered by this Report).

IN WITNESS WHEREOF, the undersigned have executed this Certification as of this 17 th day of October 2008.

/s/ Mark Seifer

Mark Seifer October 17, 2008
President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)