Form 10-K
period 2008-09-30
Smart Holdings Inc
filed 2009-03-30
CIK 1349810

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s revenues for the year ended December 31, 2008 were $0.

As of January 18, 2009, the registrant had 8,602,500 shares of common stock, par value $0.0001 per share, outstanding.

SMART HOLDINGS, INC.

FORM 10-K TABLE OF CONTENTS

PART I

Forward Looking Statements . Certain of the statements included in this annual report on Form 10-K, including those regarding future financial performance or results or that are not historical facts, are “forward-looking” statements as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “plan,” “believe,” “anticipate,” “project,” “estimate,” and similar expressions are intended to identify forward-looking statement. Smart Holdings, Inc. (referred to herein, with its predecessors and subsidiaries, as “Smart Holdings, Inc.”, “we”, “us”, and “our”) cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements. Additional factors that could cause actual results to differ materially from those indicated in the forward-looking statements are discussed under the caption “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

Item 3. Legal Proceedings

As of December 31, 2008, Smart Holdings Inc. did not have any outstanding legal issues outside of the ordinary course of business.

Item 4. Submission of Matters to a Vote of Securities Holders

There were no submissions of matters to a vote of shareholders in the three months ending December 31, 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

On February 21, 2007, 2006, Smart Holdings, Inc. filed an SB-2 registration statement with the SEC. The Company registered an additional 1 million (1,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). The registration has been approved by the SEC and no shares were sold prior to December 31, 2008. The Company is currently attempting to complete the offering.

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

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company’s audited financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Audited Financials included on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

Our net loss for twelve months ended December 31, 2008 was $942, compared to 18,502 for the twelve months ended December 31, 2007. A discussion of our results of operations is as follows:

Revenues for twelve months ended December 31, 2008 and 2007 were $0. No revenues have been generated since inception.

Our cost of services for the twelve months ended December 31, 2008 and 2007 was $0. As we have had no revenue to date, there is no cost of services.

Smart Holdings expects to improve operating results as the Company begins to move forward with marketing and obtaining a customer base for its services.

Operating expenses were $942 for the twelve months ended December 31, 2008, compared to $18,502 for the twelve months ended December 31, 2007.

This decrease is attributable to the limited activity during the most recent year.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $942 for the twelve months ended December 31, 2008 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has working capital and stockholders’ equity of $0 and ($3,502), respectively, as of December 31, 2008. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors of

Smart Holdings, Inc.

Milford, Michigan

We have audited the accompanying balance sheet of Smart Holdings, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operation, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Holdings, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Robert L. White & Associates, Inc.

Robert L. White & Associates, Inc.

Cincinnati, Ohio

January 18, 2009

SMART HOLDINGS, INC.

BALANCE SHEET

December 31, 2008 AND 2007

	2008	2007
ASSETS

Current Assets:
Cash	$1558	$—
Accounts receivable	—	—
Other current assets	—	—

Total current assets	1558	—
Fixed assets, net	—	—

Total Assets	$1558	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,502	3,502

Total current liabilities	3,502	3,502

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: December 31, 2008 - 8,602,500 shares; December 31, 2007 - 9,000,000 shares.	8,603	9,000
Paid-in capital	26,397	23,500
Accumulated deficit	(36,944)	(36,002)

Total stockholders’ equity (deficit)	(1,944)	(3,502

Total Liabilities and Stockholders’ Deficit	$1558	$0

See accompanying notes to these financial statements.

SMART HOLDINGS, INC.

STATEMENTS OF OPERATION
FOR THE THREE AND TWELVE MONTHS ENDED DECEMBER 31,

2008 AND 2007

	Three Months Ended			Twelve Months Ended
	December 30,			December 30,
	(unauditied)
	2008	2007		2008	2007

Revenue	$—	$—		$—	$—
Cost of revenue	—	—		—	—

Gross profit	—	—		—	—

Operating expenses	—	3,502-		942	18,502

Operating income	—	—		(942)	(18,502)

Other income (expense)	—	—		—	—

Net income (loss)	$—	$(3,502	)-	$(942)	(18,502)

Basic and diluted loss per share	$(0.00)	$(0.00)		$(0.00)	$(0.00)

Weighted average number of common shares outstanding	8,602,500	9,000,000		8,726,790	9,000,000

See accompanying notes to these financial statements.

Smart Holdings, Inc.

Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	9,000,000-	$9,000-	$23,500-	$17,500-	$15,000-

Net loss for the Year Ended December 31, 2007	—	—	—	18,502-	18,502-

Balance, December 31, 2007	9,000,000-	$9,000-	$23,500-	$36,002-	$(3,502)-

Common Stock Issued for Cash	2,500	3	2497	—	2,00

Common Stock Cancelled	(400,000)	(400)	400	—	—

Net Loss for the Year Ended December 31, 2008	—	—	—	942	942

Balance, December 31, 2008	8,602,500	$8603	$26,397	$36,944	$(1944)

See accompanying notes

SMART HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash Flows From Operating Activities
Net loss	$(942)	$(18,502)
Adjustments to reconcile net loss to net cash flows from operating activities:
Changes in operating assets and liabilities:
Other current assets	-0-	10,000
Accounts payable	-0-	3,502

Total adjustments	-0-	13,502

Net cash flows from operating activities	(942)	(5,000)

Cash Flows From Investing Activities
Purchases of property and equipment	2,500	-0-

Net cash flows from investing activities	2,500	-0-

Net Change in Cash	$1,558	(5,000)

Cash, Beginning of the Period	$-0-	$5,000

Cash, End of the Period	$1,558	$-0-

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

Accounts Receivable

Smart Holdings Inc trade accounts receivable result from the sale of its services, and consist of private and public companies. The Company uses the allowance method to account for uncollectible accounts. Bad debt expense for the twelve months ended December 31, 2008 was $0.

Concentration of Credit Risk

Financial instruments, which potentially expose Smart Holdings to concentrations of credit risk consist principally of trade accounts receivable and restricted securities that are paid as part of consulting fees.

Smart Holdings’ trade accounts receivable result from the sale of its services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of December 31, 2008, Smart Holdings Inc. had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of consultants. Accordingly, the Company’s ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Smart Holdings estimates that the fair value of all financial instruments at December 31, 2008 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smart Holdings Inc. did not have direct-response advertising costs during the twelve months ended December 31, 2008.

Stock-based Employee Compensation

The company adopted SFAS 123 (R) to account for its stock-based compensation beginning January 1, 2006. Previously, the company elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to Employees (“APB 25”). Financial Accounting Standards Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148. Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148”). The Company did not grant any stock options during 2008 or 2007 which would require a calculation as prescribed by SFAS 123 (R).

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" . This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

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

Note B — Income Taxes

For income tax purposes Smart Holdings had $942 of net operating losses in the twelve months ended December 31, 2008 and $18502 of losses for the twelve months ended December 31, 2007, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C — Cash Flow Supplemental Information

Cash paid for interest during the twelve months ended December 31, 2008 amounted to $0.

Note D — Stockholders’ Equity

Issuance of Common Stock

The Company issued 2500 shares of common stock for cash during the twelve months ended December 31, 2008.

Common Stock Warrants

As of December 31, 2008 there were no stock warrants issued or outstanding.

Note E — Commitments and Contingencies

Operating Leases

Smart Holdings currently has no lease obligations.

Litigation

As of December 31, 2008, Smart Holdings did not have any outstanding legal issues outside of the ordinary course of business.

Note F — Subsequent Events

There are no subsequent events.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, as of December 31, 2008, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Accounting and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Presently, Smart Holdings Inc., has a total of one officers and director. The following table identifies, as of January 18, 2009, each executive officer and director of the Company.

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

Mark Seifer: Mr. Seifer joined Smart Holdings Inc. at it’s inception.

Page - 16

Item 10. Executive Compensation

Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our officers as of December 31, 2008.

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards	All Other	Compensation
	Year	Salary	Bonus	Securities Underlying Options	Compensation	Total

Mark Seifer, CEO	2007	—	—	—	—	—
	2008	—	—	—	—	—

Option Grants During Last Fiscal Year

No options, warrants or similar rights to purchase our Common Stock have been granted to any officers or directors.

Employment Agreements

There are no employment agreements to date.

Compensation of Directors

Our directors receive no compensation as members of our board. Our directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at board meetings. The following table summarizes compensation that our directors earned during 2008 and 2007 for services as members of our Board of Directors.

Fees
Earned
		or Paid	Options	All Other
	Year	in Cash	Awarded	Compensation	Total
Mark Seifer	2007	$—	$—	$—	$—
	2008	—	—	—	—

Page - 17

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of January 18, 2009, there were 8,602,500 shares of common stock, par value $.0001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 18, 2009:

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

Item 12. Certain Relationships and Related Transactions, and Director Independence

None

Item 13. Exhibits

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Specimen Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)	incorporated by reference to Exhibit 3.1 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

(2)	incorporated by reference to Exhibit 3.2 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

(3)	incorporated by reference to Exhibit 4.1 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

Page - 18

Item 14. Principal Accountant Fees and Services

The following are the fees billed us by our auditors, Robert L. White and Associates, Inc., for services rendered thereby during 2006 and 2007:

	2008	2007
Audit Fees	$1,500	$1,500
Audited Related Fees	—	—
Tax Fees	—	—

Total Fees	$1,500	1,500

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

Dated January 18, 2009	By:	Mark Seifer
Mark Seifer, Chief Executive Officer, Chief
Financial Officer, and Directors

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark Seifer		January 18, 2009

Mark Seifer	Chief Executive Officer, Chief
Financial Officer, and Director

Page - 20

Exhibit Index

No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (2)
4.1	Specimen Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1)	incorporated by reference to Exhibit 3.1 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

(2)	incorporated by reference to Exhibit 3.2 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

(3)	incorporated by reference to Exhibit 4.1 of the Current report on Form SB-2/A, as filed with the SEC on February 21, 2007.

Page - 21

EXHIBIT 31.1

CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Mark Seifer, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Smart Holdings, Inc.;

2

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

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information and have identified for the small business issuer’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Date:  January 18, 2009

By: / s/ Mark Seifer

Mark Seifer

President, Secretary and Treasurer

(Principal Executive Officer, Principal Financial Officer,

and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Smart Holdings, Inc. (the “Company”) for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Mark Seifer , CEO/CFO of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  January 18,  2009

By: / s/ Mark Seifer

Mark Seifer

President, Secretary and Treasurer

(Principal Executive Officer, Principal Financial Officer,

and Principal Accounting Officer)