Form 10-Q
period 2009-03-31
Smart Holdings Inc
filed 2009-04-30
CIK 1349810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2009, there were outstanding 8,602,500 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SMART HOLDINGS, INC.

FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

SMART HOLDINGS, INC.
BALANCE SHEET
March 31, 2009 AND DECEMBER 31, 2008
ASSETS
	Unaudited 2009	Audited 2008
Current Assets:
Cash	$953	$1,558
Total current assets	$953	$1,558

Fixed assets, net	-	-

Total Assets	$ 953	$1,558

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable	$ 3,502	$3,502
Total current liabilities	$3,502	$3,502

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: March 31, 2009 - 8,602,500 shares; December 31, 2008 – 8,602,500 shares	$8,603	$8,603
Paid-in capital	26,397	26,397
Accumulated deficit	(37,549)	(36,944)
Total stockholders’ (deficit)	(2,549)	(1,944)

Total Liabilities and Stockholders’ Deficit	$ 953	$1,558

See accompanying notes to these financial statements.

SMART HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED March 31, 2009 AND 2008

	Three Months Ended March 31
	2009	2008

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses	605	942

Operating income		(942)

Other income (expense)	-	-

Net income (loss)	$(605)	$(942)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	8,602,500	9,002,500

See accompanying notes to these financial statements

SMART HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008 (Unaudited)
	2009	2008
Cash Flows From Operating Activities
Net loss	$ (605)	$ (942)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other current assets	-	-
Accounts payable	-	-
Accrued liabilities	-	-
Total adjustments	(605)	(942)

Net cash flows from operating activities	(605)	(942)

Cash Flows From Investing Activities
Purchases of property and equipment	-	-
Net cash flows from investing activities	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	2,500
Net cash provided by financing activities	-	-

Net Change in Cash	$ (605)	$1,558

Cash, Beginning of the Period	$1,558	$ 0.00

Cash, End of the Period	$953	$ 1,558
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

Accounts Receivable

Smart Holdings’ trade accounts receivable result from the sale of its services, and consist of private and public companies. The Company uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended March 31, 2009 and March 31, 2009 was $0.

Concentration of Credit Risk

Financial instruments, which potentially expose Smart Holdings to concentrations of credit risk consist principally of trade accounts receivable and restricted securities that are paid as part of consulting fees.

Smart Holdings’ trade accounts receivable result from the sale of its services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. For the nine months ended March 31, 2009, Smart Holdings had no customers who accounted for 10% or more of gross accounts receivable nor did it have in the nine months ended March 31, 2008.

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of consultants. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Smart Holdings estimates that the fair value of all financial instruments at March 31, 2009 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smart Holdings did not have direct-response advertising costs during the three months ended March 31, 2009.

Accounting for Stock-based Compensation

The Company’s accounts for and reports its stock-based employee compensation arrangements in accordance with the provisions of Financial Accounting Standards NO, 123 (revised 2004) Share-Based Payment (“SFAS No. 123R”) which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. During 2009 or 2008, the company did not grant any stock options which would require a calculation as prescribed by SFAS No. 123R

There are no differences between historical and pro-forma stock based compensation value.

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

Note B - Income Taxes

For income tax purposes Smart Holdings had $605.00 of net operating losses in the three months ended March 31, 2009 which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C - Cash Flow Supplemental Information

Cash paid for interest during the three months ended March 31, 2009 amounted to $0.

Note D - Stockholders’ Equity

Issuance of Common Stock

No shares of stock were issued in the three months ended March 31, 2009.

Common Stock Warrants

As of March 31, 2009 there were no stock warrants issued or outstanding.

Note E - Commitments and Contingencies

Operating Leases

Smart Holdings currently has no lease obligations.

Litigation

As of March 31, 2009, Smart Holdings did not have any outstanding legal issues outside of the ordinary course of business.

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

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company's unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Audited Financials included on Form SB-2 for the fiscal year ended December 31, 2008.

  Results of Operations

Our net loss for the three months ended March 31, 2009 was $605.00 compared to $942.00 for the three months ended March 31, 2008. A discussion of our results of operations is as follows:

Revenues for three months ended March 31, 2009 and 2008 were $0. No revenues have been generated since inception.

Our cost of services for the three months ended March 31, 2009 and 2008 was $0. As we have had no revenue to date, there is no cost of services.

Smart Holdings expects to improve operating results as the Company begins to move forward with marketing and obtaining a customer base for its services.

Operating expenses were $605 for the three months ended March 31, 2009, compared to $942 for the three months ended March 31, 2008.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $605 for the three months ended March 31, 2009 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a working capital deficit and stockholders’ deficit of $(2,549) as of March 31, 2009. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended March 31, 2009.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended March 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended March 31, 2009.

ITEM 5. OTHER INFORMATION

On February 21, 2007, Smart Holdings, Inc. filed an SB-2 registration statement with the SEC. The Company registered an additional 1 million (1,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). As of March 31, 2009, the registration had not been approved and no shares had been sold.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

No reports were filed on Form 8-K during the first quarter of 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART HOLDINGS, INC.

Dated: April 30, 2009	/s/ Mark Seifer
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

b)		Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: April 30, 2009		/s/ Mark Seifer
Mark Seifer President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Mark Seifer, the Chief Executive Officer of Smart Holdings Inc. (the “Company”), individually, has executed this Certification in connection with the filing with the Securities and Exchange Commission of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 (the “Report”).

The undersigned hereby certifies that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of March 31, 2009 (the last day of the period covered by this Report).

IN WITNESS WHEREOF, the undersigned have executed this Certification as of this 30th day of April 2009.

/s/ Mark Seifer
Mark Seifer April 30, 2009
President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)