Form 10-K
period 2009-12-31
Smart Holdings Inc
filed 2017-10-16
CIK 1349810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-131224

SMART HOLDINGS, INC.*

[corporate name in Nevada is SStartrade Tech, Inc.*]

(Exact name of Company as specified in its charter)

Nevada	20-5956047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o John B. Lowy, P.C. 645 Fifth Avenue, Suite 400 New York, NY 10022 (212) 371-7799*
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Act:

None*
Title of each class

Securities registered under Section 12(g) of the Act:

None*

(Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.*

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.*

If an emerging growth company, indicate by checkmark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.*

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

The aggregate market value of common equity held by non-affiliates as of June 30, 2009 is unknown as of the date of the filing of this Annual Report.*  As of November 6, 2009, there were outstanding 8,602,500 shares of common stock, par value $0.0001, and no shares of preferred stock.

———————

*

See Explanatory Note – Page i

EXPLANATORY NOTE

On July 7, 2010, Smart Holdings, Inc. (the "Company") filed a Form 15 with the Securities and Exchange Commission ("SEC"), terminating its reporting obligations with the Securities and Exchange Commission ("SEC"). On that date, the Company was delinquent in filing this Form 10-K Annual Report for the year ended December 31, 2009, and the Form 10-Q for the quarter ended March 31, 2010.

On August 3, 2017, the Company's new management (See "Subsequent Events" in Item 1 herein), changed the Company's corporate name in Nevada to SStartrade Tech, Inc., and authorized a 1-for-10 reverse split of its 995,098,061 issued and outstanding common shares as of that date. The Company then submitted its request to FINRA, to announce a new trading symbol and the reverse split.

However, FINRA has not announced the new symbol or the reverse split, because their initial reply to the Company's request stated that they will not announce either the new symbol or the reverse split, because the Company was delinquent in its SEC filings when it filed the Form 15. The Company's new management has disagreed with FINRA's initial reply, basically because the Company is not now and might never become a SEC-reporting issuer again, and therefore it should not have to file delinquent reports with the SEC. Moreover, FINRA announced a 1-for-90 reverse split for the Company in 2012, when it had not filed the same Form 10-K and Form-10-Q it cited in FINRA’s initial reply.

While the Company awaits a final decision from FINRA, the Company's management had authorized the filing of this Form 10-K Annual Report for the year ended December 31, 2009, and the Form 10-Q for the quarter ended March 31, 2010, so that, retrospectively, the Company will be current in its SEC filings as of July 7, 2010, when it filed the Form 15 to terminate its SEC reporting obligations.

As of December 31, 2009, the Company had virtually no assets or liabilities, and was a "shell," as that term is defined in SEC Rule 12b-2 of the Securities Exchange Act. Accordingly, and pursuant to Section 1320.2 of the SEC Division of Corporate Finance's Financial Reporting Manual, the Company is filing this Form 10-K Annual Report as an "Inactive Company." That Section permits an Inactive Company (defined as a company with gross receipts or expenditures less than $100,000, no transactions in its securities, and no material changes) to file its Form 10-K Annual Report without its financial statements being reviewed or audited.

Accordingly, the financial statements included in this Form 10-K Annual Report have been neither reviewed nor audited by an accounting firm.

Except: (a) as otherwise noted in this Annual Report, (b) for the Subsequent Events noted in Item 1, (c) as noted in the Subsequent Events footnote to the Financial Statements, and (d) because the Company is not a reporting issuer (and therefore the Certifications required by reporting issuers have not been included in this Report), this Form 10-K Annual Report contains information that would have been filed by the Company on or before March 30, 2010, the date when this Report was due to be filed, and assumes that the Company would file as an Inactive Company at that time.

i

PART I

Forward Looking Statements. Certain of the statements included in this annual report on Form 10-K, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in Section 2 IE of the Securities Exchange Act of I934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "plan," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statement. Smart Holdings, Inc. (referred to herein, with its predecessors and subsidiaries, as "Smart Holdings, Inc.", the "Company", we", "us", and "our") cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.  We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

ITEM 1.

BUSINESS

Smart Holdings, Inc. (commonly referred to herein as the "Company") was incorporated in the State of Nevada on December 6, 2005. It is a consulting company, headquartered in Milford, Michigan, which plans to offer a variety of strategic business consulting services to public and private companies. Currently, the main service is providing financial and business consulting services to its clients. The services offered include due diligence, mergers and acquisition consulting, and strategic business planning. Smart Holdings, Inc. works with both private and public companies. Smart Holdings, Inc.'s long-term focus is on creating lasting relationships with its clients. It also provides strategic consulting services and business plan development for start-up companies and has the expertise to work with its clients through the public offering process, with introductions to underwriters, broke dealers and market makers, as well as post offering support services such as development of road show and research materials.

As indicated above, the Company was recently incorporated and is presently in the development stage wherein it is in the process of setting up operations and working to obtain clients. It has not yet realized revenue.

Subsequent Events

Initially, the Company was engaged in the strategic consulting business. However, on January 5, 2010, the Company experienced a change of control, and became engaged in offering automotive extended service warranties.

The Company remained in that automotive extended service warranty business until April 8, 2013, when there was a change of control, and the Company acquired Anatolian Walnut Company ("AWPC"), a Turkish company which owns and operates walnut plantations in Turkey, and was controlled by Ismail Uslu and Mustafa Laz.

The Company continued its ownership of AWPC until June 30, 2017, when Messrs. Uslu and Laz resigned as officers and directors of the Company, appointed Bruno Horn as sole director, and sold all of their common shares and their 20,000 Preferred Shares to Bruno Horn (869,596,180 common shares) and Carla Horn, his wife (96,621,798 common shares), and all 20,000 of their Preferred Shares to Mr. Horn. The 20,000 Preferred Shares were then retired, and there are no Preferred Shares currently issued or outstanding.

Also on June 30, 2017, the Company signed a Reorganization Agreement with SStartrade SA, a Swiss corporation controlled by Mr. Horn, pursuant to which the Company is to acquire 74% of SStartrade SA in exchange for 40,000,000 pre-reverse split common shares of the Company. At the same time, the Company sold AWPC back to Messrs. Uslu and Laz for $1. In connection with the change of control which took place on June 30, 2017, the Company filed an Amendment to its Articles of Incorporation, changing its corporate name to SStartrade Tech, Inc., and authorizing a 1-for-10 reverse split of its 995,098,061 currently issued and outstanding common shares. The acquisition of SStartrade SA has not yet been completed.

ITEM 1A.

RISK FACTORS

See Explanatory Note – Page i

ITEM 2.

PROPERTIES.

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

As of the date of the filing this Annual Report on Form 10-K, the Company has not completed its acquisition of SStartrade SA, and owns no assets.

ITEM 3.

LEGAL PROCEEDINGS.

As of December 31, 2009, Smart Holdings lnc. did not have any outstanding legal issues outside of the ordinary course of business.

As of the date of filing this Annual Report, the Company has no litigation pending or threatened.

ITEM 4.

MINE SAFETY DISCLOSURES.

See Explanatory Note – Page i

PART II

ITEM 5.

MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On February 21, 2007, Smart Holdings, Inc. filed an SB-2 registration statement with the SEC. The Company registered an additional 1 million (1,000,000) shares to be sold for an aggregate of $1 million ($1,000,000). The registration has been approved by the SEC and no shares were sold prior to December 31, 2008. The Company is currently attempting to complete the offering.

As of the date of filing this Annual Report, the bid and asked prices of the Company' s common stock on OTC Markets is $.005-$.015. The Company has 74 shareholders of record, and hundreds more in street name.

See Explanatory Note – Page i

ITEM 6.

SELECTED FINANCIAL DATA.

See Explanatory Note – Page i

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Our net loss for twelve months ended December 31, 2009 was $764, compared to $942 for the twelve months ended December 31, 2008. A discussion of our results of operations is as follows:

Revenues for twelve months ended December 31, 2009 and 2008 were $0. No revenues have been generated since inception.

Our cost of services for the twelve months ended December 31, 2009 and 2008 was $0. As we have had no revenue to date, there is no cost of services.

Operating expenses were $764 for the twelve months ended December 31, 2009, compared to $942 for the twelve months ended December 31, 2008.

This slight decrease is attributable to the limited activity during the most recent year.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $764 for the twelve months ended December 31, 2009 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a deficit stockholders' equity of ($2,708) as of December 31, 2009. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SMART HOLDINGS, INC.

BALANCE SHEET

DECEMBER 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
ASSETS

Current Assets:
Cash	$794	$1558

Total current assets	794	1558

Total Assets	$794	$1558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,502	3,502

Total current liabilities	3,502	3,502

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: December 31, 2009 - 8,602,500 shares; December 31, 2008 - 8,602,500 shares.	8,603	8,603
Paid-in capital	26,397	26,397
Accumulated deficit	(37,549)	(36,944)

Total stockholders’ equity (deficit)	(2,708)	(1,944)

Total Liabilities and Stockholders’ Deficit	$794	$1558

See accompanying notes to these financial statements

SMART HOLDINGS, INC.

 STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

	2009	2008

Revenue	$—	$—
Cost of revenue	—	—

Gross profit	—	—

Operating expenses	764	942

Operating income	(764)	(942)

Other income (expense)	—	—

Net income (loss)	$(764)	(942)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	8,602,500	8,602,500

See accompanying notes to these financial statements

SMART HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007	9,000,000	$9,000	$23,500	$36,002	$(3,502)

Common Stock Issued for Cash	2,500	3	2,497	—	2,500

Common Stock Cancelled	(400,000)	(400)	400	—	—

Net Loss for the Year Ended December 31, 2008	—	—	—	942	942

Balance, December 31, 2008	8,602,500	$8,603	$26,397	$36,944	$(1944)

Net Loss for the Year Ended December 31, 2009	—	—	—	764	764

Balance, December 31, 2009	8,602,500	$8,603	$26,397	$(37,549)	(2,708)

See accompanying notes to these financial statements

SMART HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

	2009	2008
Cash Flows From Operating Activities
Net loss	$(764)	$(942)
Adjustments to reconcile net loss to net cash flows from operating activities:
Changes in operating assets and liabilities:
Total adjustments	—	—

Net cash flows from operating activities	(764)	(942)

Cash Flows From Investing Activities
Purchases of property and equipment	—	2,500

Net cash flows from investing activities	—	2,500

Net Change in Cash	$(764)	$1,558

Cash, Beginning of the Period	$1,558	$—

Cash, End of the Period	$794	$1,558

See accompanying notes to these financial statements

SMART HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Basis of Presentation

 Reference is made to the Explanatory Note on the cover page of this Annual Report, and to the Subsequent Events footnote, below.

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

Accounts Receivable

Smart Holdings Inc. trade accounts receivable result from the sale of its services, and consist of private and public companies. The Company uses the allowance method to account for uncollectible accounts. Bad debt expense for the twelve months ended December 31, 2008 was $0.

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

SMART HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Nature of Operations and Basis of Presentation (Continued)

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

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smart Holdings Inc. did not have direct-response advertising costs during the twelve months ended December 31, 2009.

Stock-based Employee Compensation

The company adopted SFAS 123 (R) to account for its stock-based compensation beginning January 1, 2006. Previously, the company elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to Employees (“APB 25”). Financial Accounting Standards Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148. Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148”). The Company did not grant any stock options during 2009 or 2008 which would require a calculation as prescribed by SFAS 123 (R).

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

SMART HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Nature of Operations and Basis of Presentation (Continued)

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

In December 2004, FASB issued SFAS No. 123 (revised 2004) “Stock Based Payment” (SFAS No. 123R), a revision to Statement No. 123. Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25“s intrinsic value method of accounting and, instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. The company has determined that SFAS No. 123R has no effect on its financial statements.

Note B — Income Taxes

For income tax purposes Smart Holdings had $764 of net operating losses in the twelve months ended December 31, 2009 and $942 of losses for the twelve months ended December 31, 2008, which can be used to offset future federal and state taxable income. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C — Cash Flow Supplemental Information

Cash paid for interest during the twelve months ended December 31, 2009 amounted to $0.

SMART HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note D — Stockholders’ Equity

Issuance of Common Stock

The Company issued no shares of common stock during the twelve months ended December 31, 2009.

Common Stock Warrants

As of December 31, 2009 there were no stock warrants issued or outstanding.

Note E — Commitments and Contingencies

Operating Leases

Smart Holdings currently has no lease obligations.

Litigation

As of December 31, 2009, Smart Holdings did not have any outstanding legal issues outside of the ordinary course of business.

Note F — Subsequent Events

Initially, the Company was engaged in the strategic consulting business.  However, on January 5, 2010, the Company experienced a change of control, and became engaged in offering automotive extended service warranties.

The Company remained in that automotive extended service warranty business until April 8, 2013, when there was a change of control, and the Company acquired Anatolian Walnut Company (“AWPC”), a Turkish company which owns and operates walnut plantations in Turkey, controlled by Ismail Uslu and Mustafa Laz.

The Company continued its ownership of AWPC until June 30, 2017, when Messrs. Uslu and Laz resigned as officers and directors of the Company, appointed Bruno Horn as sole director, and sold all of their common shares and their 20,000 Preferred Shares to Bruno Horn (869,596,180 of the 995,098,061 common shares currently issued and outstanding (87.4%)) and Carla Horn, his wife (96,621,798 common shares (9.7%)), and all 20,000 of their Preferred Shares to Mr. Horn.  The 20,000 Preferred Shares were then retired, and there are no Preferred Shares currently issued or outstanding.

Also on June 30, 2017, the Company signed a Reorganization Agreement with SStartrade SA, a Swiss corporation, pursuant to which the Company is to acquire 74% of SStartrade SA in exchange for 40,000,000 pre-reverse split common shares of the Company.  At the same time, the Company sold AWPC back to Messrs. Uslu and Laz for $1.  In connection with the change of control which took place on June 30, 2017, the Company filed an Amendment to its Articles of Incorporation, changing its corporate name to SStartrade Tech, Inc., and authorizing a 1-for-10 reverse split of its 995,098,061 currently issued and outstanding common shares.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

See Explanatory Note – Page i

ITEM 9A.

CONTROLS AND PROCEDURES.

See Explanatory Note – Page i

ITEM 9B.

OTHER INFORMATION.

There were no submissions of matters to a vote of shareholders in the three months ending December 31, 2009.

Reference is made to the Subsequent Events section in Item 1.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

See Explanatory Note – Page i

ITEM 11.

EXECUTIVE COMPENSATION.

See Explanatory Note – Page i

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See Explanatory Note – Page i

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Explanatory Note – Page i

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See Explanatory Note – Page i

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description
None*

———————

* See Explanatory Note – Page i

SIGNATURES

The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART HOLDINGS, INC. (the current legal name of which in Nevada is SStartrade Tech, Inc.)

By	/s/ Bruno Horn
Bruno Horn, CEO
Dated October 16, 2017