Form 10-Q
period 2010-03-31
Smart Holdings Inc
filed 2017-10-19
CIK 1349810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐*

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).*

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.*

If an emerging growth company, indicate by checkmark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.*

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

As of March 31, 2010, there were outstanding 8,602,500 shares of common stock, par value $0.0001, and no shares of preferred stock.

———————

*

See Explanatory Note – Page i

EXPLANATORY NOTE

On July 7, 2010, Smart Holdings, Inc. (the "Company") filed a Form 15 with the Securities and Exchange Commission ("SEC"), terminating its reporting obligations with the Securities and Exchange Commission ("SEC"). On that date, the Company was delinquent in filing its Form 10-K Annual Report for the year ended December 31, 2009, and this Form 10-Q for the quarter ended March 31, 2010.

On August 3, 2017, the Company's new management (See "Subsequent Events" in Item 1 herein), changed the Company's corporate name in Nevada to SStartrade Tech, Inc., and authorized a 1-for-10 reverse split of its 995,098,061 issued and outstanding common shares as of that date. The Company then submitted its request to FINRA, to announce a new trading symbol and the reverse split.

However, FINRA has not announced the new symbol or the reverse split, because their initial reply to the Company's request stated that they will not announce either the new symbol or the reverse split, because the Company was delinquent in its SEC filings when it filed the Form 15. The Company's new management has disagreed with FINRA's initial reply, basically because the Company is not now and might never become a SEC-reporting issuer again, and therefore it should not have to file delinquent reports with the SEC. Moreover, FINRA announced a 1-for-90 reverse split for the Company in 2012, when it had not filed the same Form 10-K and Form-10-Q FINRA cited in its initial reply.

While the Company awaits a final decision from FINRA, the Company's management authorized the filing of the Form 10-K Annual Report for the year ended December 31, 2009, which Annual Report was filed with the SEC on October 16, 2017, and this Form 10-Q for the quarter ended March 31, 2010, which is being herewith, so that, retrospectively, the Company will be current in its SEC filings as of July 7, 2010, when it filed the Form 15 to terminate its SEC reporting obligations.

As of March 31, 2010, the Company had virtually no assets or liabilities, and was a "shell," as that term is defined in SEC Rule 12b-2 of the Securities Exchange Act. Accordingly, and pursuant to Section 1320.2 of the SEC Division of Corporate Finance's Financial Reporting Manual, the Company is filing this Form 10-Q Quarterly Report as an "Inactive Company." That Section permits an Inactive Company (defined as a company with gross receipts or expenditures less than $100,000, no transactions in its securities, and no material changes) to file its Form 10-K Annual Report without its financial statements being reviewed or audited.

Except: (a) as otherwise noted in this Quarterly Report, (b) for the Subsequent Events noted in Item 1, (c) as noted in the Subsequent Events footnote to the Financial Statements, and (d) because the Company is not a reporting issuer (and therefore the Certifications required by reporting issuers have not been included in this Report), this Form 10-Q Quarterly Report contains information that would have been filed by the Company on or before May 14, 2010, the date when this Report was due to be filed, and assumes that the Company would file as an Inactive Company at that time.

i

Forward Looking Statements. Certain of the statements included in this annual report on Form 10-Q, including those regarding future financial performance or results or that are not historical facts, are "forward-looking" statements as that term is defined in Section 2 IE of the Securities Exchange Act of I934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "plan," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statement. Smart Holdings, Inc. (referred to herein, with its predecessors and subsidiaries, as "Smart Holdings, Inc.", the "Company", we", "us", and "our") cautions readers that these statements are not guarantees of future performance or events and such statements involve risks and uncertainties that may cause actual results and outcomes to differ materially from those indicated in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.  We undertake no duty to update these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the additional factors which may affect our business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMART HOLDINGS, INC.

BALANCE SHEET

MARCH 31, 2010 AND DECEMBER 31, 2009

(UNAUDITED)

	2010	2009
ASSETS

Current Assets:
Cash	$794	$794

Total current assets	794	794

Total Assets	$794	$794

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	3,502	3,502

Total current liabilities	3,502	3,502

Stockholders’ Deficit:
Common stock, $.0001 par value, 100,000,000 shares authorized, issued and outstanding: March 31, 2010 - 8,602,500 shares; December 31, 2009 - 8,602,500 shares.	8,603	8,603
Paid-in capital	26,397	26,397
Accumulated deficit	(37,708)	(37,708)

Total stockholders’ equity (deficit)	(2,708)	(2,708)

Total Liabilities and Stockholders’ Deficit	$794	$794

See accompanying notes to these financial statements

SMART HOLDINGS, INC.

 STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	2010	2009

Revenue	$—	$—
Cost of revenue	—	—

Gross profit	—	—

Operating expenses	—	605

Operating income	—	(605)

Other income (expense)	—	—

Net income (loss)	$—	(605)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	8,602,500	8,602,500

See accompanying notes to these financial statements

SMART HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	8,602,500	$8,603	26,397	(37,708)	(2,708)

Net Loss for the Three Months Ended March 31, 2010	—	—	—	—	—

Balance, March 31, 2010	8,602,500	$8,603	$26,397	$(37,708)	$(2,708)

See accompanying notes to these financial statements

SMART HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	2010		2009
Cash Flows From Operating Activities
Net loss		$—	$(605)
Adjustments to reconcile net loss to net cash flows from operating activities:
Changes in operating assets and liabilities:
Total adjustments		—	—

Net cash flows from operating activities		—	(605)

Cash Flows From Investing Activities
Purchases of property and equipment		—	—

Net cash flows from investing activities		—	—

Net Change in Cash	$		$(605)

Cash, Beginning of the Period		$794	$1,558

Cash, End of the Period		$794	$953

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

Basis of Presentation

Reference is made to the Explanatory Note on page i of this Quarterly Report, and to the Subsequent Events footnote, below. The results for the three months ended March 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on October 16, 2017.

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

Accounts Receivable

Smart Holdings Inc. trade accounts receivable result from the sale of its services, and consist of private and public companies. The Company uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended March 31, 2010 was $0.

Concentration of Credit Risk

Financial instruments, which potentially expose Smart Holdings to concentrations of credit risk consist principally of trade accounts receivable and restricted securities that are paid as part of consulting fees.

Smart Holdings’ trade accounts receivable result from the sale of its services to customers, and customers consist of public and private companies. In order to minimize the risk of loss from these companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of March 31, 2010, Smart Holdings Inc. had no customers who accounted for 10% or more of gross accounts receivable or 10% or more of the net sales.

SMART HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Nature of Operations and Basis of Presentation (Continued)

The Company is obligated to pay the salaries, wages, related benefit costs, and expenses of consultants. Accordingly, the Company’s ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Smart Holdings estimates that the fair value of all financial instruments at March 31, 2010 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Advertising Cost

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Smart Holdings Inc. did not have direct-response advertising costs during the three months ended March 31, 2010.

Stock-based Employee Compensation

The company adopted SFAS 123 (R) to account for its stock-based compensation beginning January 1, 2006. Previously, the company elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25. Accounting for Stock Issued to Employees (“APB 25”). Financial Accounting Standards Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148. Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148”). The Company did not grant any stock options during the periods ended March 31, 2010 or 2009 which would require a calculation as prescribed by SFAS 123 (R).

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

Note B — Income Taxes

For income tax purposes Smart Holdings had $-0- of net operating losses in the three months ended March 31, 2010 and the three months ended March 31, 2009.  No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

Note C — Cash Flow Supplemental Information

Cash paid for interest during the three months ended March 31, 2010 and 2009 amounted to $0.

SMART HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note D — Stockholders’ Equity

Issuance of Common Stock

The Company issued no shares of common stock during the three months ended March 31, 2010.

Common Stock Warrants

As of March 31, 2010, there were no stock warrants issued or outstanding.

Note E — Commitments and Contingencies

Operating Leases

Smart Holdings currently has no lease obligations.

Litigation

As of March 31, 2010, Smart Holdings did not have any outstanding legal issues outside of the ordinary course of business.

Note F — Going Concern

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010 and for the related periods presented.

Note G — Subsequent Events

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Our net loss for both the three months ended March 31, 2010 and March 31, 2009 was $-0-.  We had no revenues and no costs of services or operating expenses for both periods.  As we have had no revenue to date, there is no cost of services.

No provision for income taxes have been reflected or recorded on these financial statements.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a working capital deficit and stockholders’ deficit of $(2,708) as of March 31, 2010. The Company has incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Explanatory Note – Page i

ITEM 4. CONTROLS AND PROCEDURES

See Explanatory Note – Page i

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Smart Holdings is not currently involved with any legal proceedings and is not aware of any threatened actions.

ITEM 1A. RISK FACTORS

See Explanatory Note – Page i

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended March 31, 2010.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended March 31, 2010.

ITEM 4. MINE SAFETY DISCLOSURES

See Explanatory Note – Page i

ITEM 5. OTHER INFORMATION

There were no submissions of matters to a vote of shareholders in the three months ended March 31, 2010.

Reports of Form 8-K

Reports were filed on Form 8-K on January 11, 2010 and January 25, 2010, disclosing a change of control and the acquisition of Assurance Direct, Inc.

ITEM 6. EXHIBITS

Exhibits: None

See Explanatory Note – Page i

SIGNATURES

The Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART HOLDINGS, INC., NOW KNOWN AS SSTARTRADE TECH, INC.

Dated: October 19, 2010	By:	/s/ Bruno Horn
Bruno Horn, CEO and CFO